Form 10-K
period 2000-06-30
WESTPAC SECURITISATION MANAGEMENT PTY LTD
filed 2000-09-28
CIK 1056164

iii

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2000

                          or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
_________________ to ______________________


Commission file number  333 -46945

     Westpac Securitisation Management Pty Limited
        In its capacity as trust manager of the
              Series 1998-1G WST Trust
       Australian Business Number 73 081 709 211
     (Exact name of registrant as specified in its
                       charter)


               New South Wale, Australia
   (State or other jurisdiction of  incorporation or
                     organization)


98-0181944
----------------
(I.R.S. Employer Identification No.)


     60 Martin Place, Sydney, NSW 2000, Australia
 (Address of principal executive offices)  (Zip Code)


                    +612 9226 3212
  Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

The Trust Manager incorporates by reference its periodic filings of Form 6-K (Payment Dates -
October 19, 1999 and  January 19, 2000) and Form 8-K
(Payment Dates April 19, 2000 and July 19, 2000), which contain all financial information relating to the Trust relevant to the holders of the Notes (the
"Noteholders").

PART I

Item 1. Business
Page 1

Item 2. Properties
Page 1

Item 3. Legal Proceedings
Page 1

Item 4. Submission of Matters to a Vote of Security Holders
Page 1


PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters
Page 1

Item 6. Selected Financial Data.
Not Applicable

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk
Page 1

Item 8. Financial Statements and Supplementary Data
Not Applicable

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure
Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant
Not Applicable

Item 11. Executive Compensation
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and
Management.
Not Applicable

Item 13. Certain Relationships and Related Transactions
Not Applicable


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Page3

PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1998-1G WST Trust (the "Trust") and the Class
A and Class B Mortgage Backed Floating Rates Notes,
Series 1998-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of June 10, 1998, between
Westpac Securities Administration Limited, as
Trustee (the "Issuer Trustee"); Westpac
Securitisation Management Pty Limited (the "Trust
Manager") as trust manager; and Citibank, London
Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust
Manager. As used in this Annual Report files on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K


Item 2. Properties.
The property of the Trust consists solely of residential mortgage loans. Information concerning such property can be found in the quarterly
Noteholders Reports being the Forms 6-K and Forms 8-K as incorporated by reference, and attached as
Exhibit 99.1, the Aggregate Totals for the Fiscal
Year.  Additionally, an Officer's Certificate of
Compliance, executed by a director of the Trust
Manager is filed with this Form 10-K as Exhibit
99.3.  Such statement certifies that the Trust
Manager, in such capacity, has complied with all conditions and covenants under the Transaction
Documents for the issuance of the Notes by the Trust.


Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee.


Item 4. Submission of Matters to a Vote of Security
Holders.
None


PART II

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters.
The Notes are not traded on any nationally recognised exchange in the United States. The Notes are listed and exchanged on the London Stock
Exchange.


Item 6. Selected Financial Data.
Not Applicable


Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation.

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures
About Market Risk.
Currency Exchange Control Risk
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars").
However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer
Trustee is required to pay a portion of the Collections to certain swap counterpartys (the
"Currency Swap Providers") who in turn pays ("Swap
Currency Exchange"), at the direction of the Issuer
Trustee, U.S. dollars to the Noteholders, (the
"Currency Swap").  It is possible that in the future
Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S.
dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Under temporary Australian foreign exchange controls, which may change in the future, payments by an Australian resident to, or on behalf of the following payees may only be made with Reserve Bank of Australia approval:

-  the Government of Iraq or its agencies or nationals;
- the authorities of the Federal Republic of Yugoslavia (Serbia and Montenegro) or its agencies, who are not residents of Australia;
- the Government of Libya or any public authority or controlled entity of the Government of Libya, including any commercial, industrial or public utility undertaking owned or controlled by the Government of Libya or by a public authority of Libya;
- the Taliban (also known as the Islamic Emirate of Afghanistan) or any undertaking owned or controlled, directly or indirectly, by the Taliban; or
- the National Union for Total Independence of Angola as an organization, senior officials of UNITA or adult members of the immediate families of senior officials of UNITA.


Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when there was the Swap
Currency Exchange and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.


Item 8. Financial Statements and Supplementary Data.
Not Applicable


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable


PART III

Item 10. Directors and Executive Officers of the Registrant.
 Not Applicable


Item 11. Executive Compensation.
Not Applicable


Item 12. Security Ownership of Certain Beneficial Owners and
Management.
Not Applicable


Item 13. Certain Relationships and Related Transactions.
 Not Applicable


PART IV

Item 14. Exhibits, Financial Statement Schedules,and Reports on Form 8-K.

Documents incorporated by reference
Form 6-K for the October 19, 1999 Payment Date
Form 6-K for the January 19, 2000 Payment Date
Form 8-K for the April 19, 2000 Payment Date
Form 8-K for the July 19, 2000 Payment Date

Attached to this Form 10-K
99.1  Aggregate Totals for the Fiscal Year

The Trust manager also attaches  the following documents

99.2 Custodial Services Audit Report by PricewaterhouseCoopers
99.3 Officer's Certificate of Compliance







Exhibit 99.1

         AGGREGATE TOTALS FOR THE FISCAL YEAR

     NOTEHOLDERS REPORT - SERIES 1998-1G WST TRUST


Date of Report - Determination Date     13-Jul-00

Housing Loan Collection Period          10-Jul-99 to 09-Jul-00
                                      (inclusive)   (inclusive)
Days in Collection Period        366

Coupon Period                           19-Jul-99 to 19-Jul-00
                                      (inclusive)   (exclusive)
Days in Coupon Period            366

3 month BBSW (average)        5.4885%
3 month USD-LIBOR (average)   5.9542%

Foreign Exchange Rat          0.62354525564

Available Income                   99,051,927
Total Available Funds              99,051,927
Accrued Interest Adjustment                 0
Redraws Made This Period           97,434,773
Redraw Shortfall                            0
Redraw Facility Draw                        0
RFS Issued This Period                      0
Trust Expenses                      4,249,330
Total Payments                     91,012,345
Payment Shortfall                           0
Principal Draw This Period                  0
Total Principal Draws Outstanding           0
Gross Principal Collectio         551,343,091
Principal Collections             453,908,318
Excess Available Income             8,039,582
Excess Collections Distribution     8,039,582
Liquidity Shortfall                         0
Liquidity Net Draw / (Repayment)            0
Remaining Liquidity Shortfall               0
Liquidation Loss                            0
Principal Charge Offs                       0
Prepayment Benefit Shortfalls         138,770
Avg Daily Bal for the year      1,413,639,376
Subordinated Percentage                3.8946%
Initial Subordinated Percentage        2.3000%
Average Quarterly Percentage           0.4189%


Stated Amount - AUD Equivalent      Percentage      Forex %
Class A       1,149,848,204.29      96.10535%       1.00000
Class B          51,800,570.54       3.89465%
RFS                       0.00       0.00000
TOTAL            1,201,648,774.83  100.00000%     100.00000

Stated Amount - USD                     Bond Factor
Class A               716,982,392.48    0.5223154      0.00
Class B                32,300,000.00    1.0000000      0.00
RFS                             0.00    0.00
TOTAL                 749,282,392.48


                                        $A

Scheduled principal                 48,343,979
Unscheduled principal              405,564,339
                               ----------------
Principal Collections              453,908,319
                               ----------------


Fixed Interest Rate Housing Loan   218,138,279
Variable Rate Housing Loans        983,510,496
                             -----------------
                                 1,201,648,775
                             -----------------

Exhibit 99.2


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
25 Pierson Street
LOCKLEYS SA 5032
Attention: Mr Mike Dilworth


Dear Sirs/Mesdames

Scope

We have audited the control procedures of The Mortgage
Company Pty Limited (the "Servicer") in relation to its role as custodian as at 10 February 2000 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac
Securitisation Trusts ("WST") Servicing Agreement
(the " Agreement").

The control procedures operating in relation to the Series 1998-1 G WST Trust were audited as part of the overall custody audit of the WST Securitisation Program.

Unless otherwise defined, terms and phrases have the same definition as those appearing in the WST Transaction
Documents.

The criteria required by Schedule 2 of the Agreement are that:

1. the custodial duties and responsibilities of the Servicer, as outlined in Section 3 of the Agreement, are met;

2. the Relevant Documents are capable of identification, segregated by reference to the relevant Portfolio of Receivables and from other mortgage title documents held by the Servicer;

3. the Relevant Documents may not be removed or tampered with except with appropriate authorisation; and

4. an appropriate tracking system is in place such that the location of the Relevant Documents can be detected at any time.

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of Series 1998-1 G WST Trust. We have conducted an independent audit of the control procedures in order to express an opinion on them to the Trustee and the Servicer.

Our audit of the control procedures has been conducted in accordance with Australian Auditing Standard AUS 810 "Special Purpose Reports on the Effectiveness of Control Procedures" and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether in all material respects, the control procedures in relation to the Servicer's role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.

This report has been prepared for distribution to the Trustee and the Servicer for the purpose of monitoring the Servicer's custodial role. We disclaim any assumption of responsibility for any reliance on this report to any person other than those mentioned, or for any purpose other than that for which it was prepared.

Inherent Limitations

Because of the inherent limitations of any internal control structure it is possible that errors or irregularities may occur and not be detected. Further, the internal control structure, within which the control procedures that we have audited operate, has not been audited and no opinion is expressed as to its effectiveness.

An audit is not designed to detect all weaknesses in control procedures as it is not performed continuously throughout the period and the tests performed are on a sample basis.

Any projection of the evaluation of control procedures to future periods is subject to the risk that the procedures may become inadequate because of changes in conditions, or that the degree of compliance with them may deteriorate.

The audit opinion expressed in this report has been formed on the above basis.

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes Series 1998-1G
WST Trust, as at 10 February 2000 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 22 March 2000


Exhibit 99.3

     WESTPAC SECURITISATION MANAGEMENT PTY LIMITED
          OFFICER'S CERTIFICATE OF COMPLIANCE

           The   undersigned  officer   of   Westpac
Securitisation  Management Pty  Limited,  a  company
organized  under  the  laws  of  New  South   Wales,
Australia ("WSM"), hereby certifies on behalf of WSM
and  on  his  own behalf for purposes of the  Series
1998-1G  WST  Trust Class A and  Class  B   Mortgage
Backed   Floating  Rate  Notes  (collectively,   the
"Notes"), as follows:

   1.    I am a duly appointed, qualified and acting
         Director of WSM;

   2. I am duly authorized to execute and deliver this Officer's Certificate on behalf of WSM;
         and

   3.    To  the best of my knowledge,  the Issuer
         Trustee has complied with all conditions and covenants under the Transaction Documents, for the Series 1998-1G WST Trust issue of Notes for the period between July 1, 1999 and June 30, 2000.

          Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Note Trust Deed related to the above-referenced issue of Notes.

          IN WITNESS WHEREOF, I have signed my name as of September 26, 2000



                                  /s/ Lewis E. Love
                                   ----------------
                                 By:   Lewis E. Love

                                            Director
                   Westpac Securitisation Management
                                        Pty  Limited


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Westpac Securitisation Manangement Pty Limited
____________________________________________________


By /s/ Lewis E. Love - Director
____________________________________________________
September 26, 2000



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ R. P. Handley - Director
____________________________________________________
September 26, 2000



By /s/ Rob Whitfield - Director
____________________________________________________
September 26, 2000