Form 10-K
period 2000-07-01
WESTPAC SECURITISATION MANAGEMENT PTY LTD
filed 2000-09-29
CIK 1056164

4

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

For the transition period from
_______________________________ to
______________________


Commission file number  333 -46945

     Westpac Securitisation Management Pty Limited
        In its capacity as trust manager of the
               Series 1999-1G WST Trust
       Australian Business Number 73 081 709 211
     (Exact name of registrant as specified in its
                       charter)


              New South Wales, Australia
   (State or other jurisdiction of  incorporation or
                     organization)


98-0181944
---------------
(I.R.S. Employer Identification No.)


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

Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

The Trust Manager incorporates by reference its periodic filings of Form 6-K (Payment Dates August
19, 1999, November 19, 1999 and February 22, 2000)
and Form 8-K (Payment Dates May 19, 2000 and August
21, 2000), which contain all financial information relating to the Trust relevant to the holders of the Notes (the "Noteholders").

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Page 2

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

Item 10. Directors and Executive Officers of the Registrant
Not Applicable

Item 11. Executive Compensation
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
Not Applicable

Item 13. Certain Relationships and Related Transactions
Not Applicable


PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports
          Form 8-K
Page3


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1999-1G WST Trust (the "Trust") and the
Class A and Class B Mortgage Backed Floating
Rates Notes, Series 1999-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of May 13, 1999, between Westpac Securities
Administration Limited, as Trustee (the "Issuer
Trustee"); Westpac Securitisation Management
Pty Limited (the "Trust Manager") as trust manager; and Citibank, London Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.

The information required for some items in Form
10-K is Not applicable to the Trust or the Trust Manager. As used in this Annual Report files on Form 10-K, not applicable or Not
Applicable means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-
K


Item 2. Properties.
The property of the Trust consists solely of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports, as Forms 6-K and
Forms 8-K as incorporated by reference and attached as Exhibit 99.1 the Aggregate Totals for the Fiscal Year. Additionally, an Officer's Certificate of Compliance, executed by a director of the Trust Manager is filed with this Form 10-K as Exhibit 99.3. Such statement certifies that the Trust Manager, in such capacity, has complied with all conditions and covenants under the Transaction Documents for the issuance of the Notes by the Trust.


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

Currency Exchange Rate Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency
Swap Providers were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S.
dollars at an exchange rate which is currently less favourable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.


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

Item 10. Directors and Executive Officers of the Registrant.
 Not Applicable


Item 11. Executive Compensation.
Not Applicable


Item 12. Security Ownership of Certain
Beneficial Owners and Management.
Not Applicable


Item 13. Certain Relationships and Related
Transactions.
 Not Applicable


PART IV

Item 14. Exhibits, Financial Statement
Schedules, and Reports on Form 8-K.
Documents incorporated by reference
 Form 6-K  for the August 19, 1999 Payment Date
 Form 6-K for the November 19, 1999 Payment Date
 Form 6-K for the February 22, 2000 Payment Date
 Form 8-K for the May 19, 2000 Payment Date
 Form 8-K for the August 21, 2000 Payment Date

Documents attached to this Form 10-K
99.1 Aggregate Totals for the Fiscal Year

The Trust manager also attaches hereto the following documents

99.2 Custodial Services Audit Report by
     PricewaterhouseCoopers
99.3 Officer's Certificate of Compliance


Exhibit 99.1

         AGGREGATE TOTALS FOR THE FISCAL YEAR
     NOTEHOLDERS REPORT - SERIES 1999-1G WST TRUST

Housing Loan Collection Period  01-Apr-99 to 09-Aug-00
                              (inclusive)   (inclusive)
Days in Collection Period         497
Coupon Period                   13-May-99 to 21-Aug-00
                              (inclusive)   (exclusive)
Days in Coupon Period            466

3 month BBSW (average)        5.4903%
3 Month USD-LIBOR (average)   5.8918%

Foreign Exchange Rate         0.6550

Available Income              109,388,422
Total Available Funds         112,536,352
Accrued Interest Adjustment    12,848,465
Redraws Made                  141,297,108
Redraw Shortfall                        0
Redraw Facility Draw                    0
RFS Issued This Period                  0
Trust Expenses                  4,248,964
Total Payment                 107,216,334
Payment Shortfall               3,147,931
Principal Draw This Period      3,147,931
Total Principal Draws Outstanding       0
Gross Principal Collections   588,192,036
Principal Collections         446,894,927
Excess Available Income         5,320,018
Excess Collections Dist.        2,172,088
Liquidity Shortfall                     0
Liquidity Net Draw / (Repayment)
this period                             0
Remaining Liquidity Shortfall           0
Liquidation Loss                        0
Principal Charge Offs                   0
Prepayment Benefit Shortfall      409,654
Average Daily Balance       1,143,403,635
Subordinated Percentage           3.2127%
Initial Subordinated Percentage   2.4400%
Average Quarterly Percentage      0.3137%




Stated Amount - AUD Equiv.  Percentage  Forex %    Chargeoffs
Class A    905,718,652.18   96.78733%  1.00000
Class B     33,750,000.00    3.21267%
RFS                  0.00    0.00000
TOTAL      939,468,652.18  100.00000% 100.00000%

Stated Amount - USD               Bond Factor
Class A      593,245,717.18        0.6711684          0.00
Class B       22,106,250.00        1.0000000          0.00
RFS                    0.00        0.00               0.00
TOTAL        615,351,967.18        0.6791917          0.00





                                           $A
Scheduled principal                     40,590,197
Unscheduled principal                  403,098,250
                                    ---------------
Principal Collections                  443,688,447
                                    ---------------

Fixed Interest Rate Housing Loan       221,413,210
Variable Rate Housing Loans            718,055,442
                                    ---------------
                                       939,468,652
                                    ---------------






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

The control procedures operating in relation to the Series 1999-1 G WST Trust were audited as part of the overall custody audit of the WST Securitisation Program.

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

The Servicer, under the delegation of the Trustee, is responsible for maintaining an effective internal control structure for the custodial operations of Series 1999-1 G WST
Trust. We have conducted an independent audit of the control procedures in order to express an opinion on them to the Trustee and the Servicer .

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes Series 1999-1G WST Trust, as at 10
February 2000 based on the criteria
referred to above.

  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 22 March 2000

Exhibit 99.3

     WESTPAC SECURITISATION MANAGEMENT PTY LIMITED
          OFFICER'S CERTIFICATE OF COMPLIANCE

           The   undersigned  officer   of   Westpac
Securitisation  Management Pty  Limited,  a  company
organized  under  the  laws  of  New  South   Wales,
Australia ("WSM"), hereby certifies on behalf of WSM
and  on  his  own behalf for purposes of the  Series
1999-1G  WST  Trust Class A and  Class  B   Mortgage
Backed   Floating  Rate  Notes  (collectively,   the
"Notes"), as follows:

          1.    I am a duly appointed, qualified and
     acting Director of WSM;

          2.     I am duly authorized to execute and
     deliver this Officer's Certificate on behalf of WSM; and

          3.      To  the best of my knowledge,  the
     Issuer   Trustee   has   complied   with    all
     conditions  and covenants under the Transaction
     Documents, for the Series 1999-1G WST Trust issue of Notes for the period between July 1, 1999 and June 30, 2000.

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

(Registrant) Westpac Securitisation Management Pty Limited
____________________________________________________

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