Form 10-K
period 2001-06-30
WESTPAC SECURITISATION MANAGEMENT PTY LTD
filed 2001-09-27
CIK 1056164

5

                     UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2001

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


Level 25, 60 Martin Place,Sydney, NSW 2000,Australia
(Address of principal executive offices)  (Zip Code)


                    +612 9284 8816
Registrant's telephone number, including area code


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

 Yes   X     No

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust
Manager. As used in this Annual Report files on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Table of Contents

Part I

 - Item 1. Business
 - Item 2. Properties
 - Item 3. Legal Proceedings
 - Item 4. Submission of Matters to a Vote of
Security Holders

Part II

 - Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 - Item 6. Selected Financial Data
 - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
 - Item 7A. Quantitative and Qualitative Disclosures
About Market Risk
 - Item 8. Financial Statements and Supplementary
Data
 - Item 9. Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

Part III

 - Item 10. Directors and Executive Officers of the
Registrant
 - Item 11. Executive Compensation
 - Item 12. Security Ownership of Certain Beneficial
Owners and Management
 - Item 13. Certain Relationships and Related
Transactions

Part IV

 - Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1998-1G WST Trust (the "Trust") and the Class
A and Class B Mortgage Backed Floating Rates Notes,
Series 1998-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of June 10, 1998, between
Westpac Securities Administration Limited, as
Trustee (the "Issuer Trustee"); Westpac
Securitisation Management Pty Limited (the "Trust
Manager") as trust manager; and Citibank, London
Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 (File No.
333-46945) (the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2001, or as of the date of this report.

Item 4. Submission of Matters to a Vote of Security
Holders
No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrant's Common Equity and
Related Stockholder Matters
The Notes are not traded on any nationally recognised exchange in the United States. The Notes are listed and exchanged on the London Stock
Exchange. Since the Trust pays no dividends with respect to the Notes, the information required by
Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.The Noteholders Reports for the Payment Dates in October, 2000, January, 2001,
April, 2001 and July, 2001 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of
Regulation S-K would not provide any meaningful additional information.

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation
Because of the limited business activity of the Trust, the presentation of Managements Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Noteholders
Reports (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures
About Market Risk
Currency Exchange Control Risk
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars").
However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer
Trustee is required to pay a portion of the Collections to certain swap counterpartys (the
"Currency Swap Providers") who in turn pays ("Swap
Currency Exchange"), at the direction of the Issuer
Trustee, U.S. dollars to the Noteholders, (the
"Currency Swap").  It is possible that in the future
Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S.
dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency
Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

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

Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data
As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans.
The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Reports (filed under Current Reports on Form 8-K) provide complete information on the amounts of the "income" and "expenses" of the Trust.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure none.

PART III

Item 10. Directors and Executive Officers of the Registrant
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 11. Executive Compensation
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
Management
All of the Class A Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders security positions in the Trust may exceed 5% of the outstanding amount of the Notes, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
The Registrant received Trust Manager Fee payments from the
Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K
	(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2001. Copies of the Custodial Services Audit Report and Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.2 and Exhibit No. 99.3, respectively.
	(a) (3)  EXHIBITS
Designation	Description	             Method of Filing
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Officers Certificate of Compliance	99.3

        (b) On October 31, 2000, January 23, 2001, April 20, 2001 and July 24, 2001 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the October 19, 2000 Payment Date
Form 8-K for the January 19, 2001 Payment Date
Form 8-K for the April 19, 2001 Payment Date
Form 8-K for the July 19, 2001 Payment Date

Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR

     NOTEHOLDERS REPORT - SERIES 1998-1G WST TRUST


Date of Report - Determination Date     13-Jul-01

Housing Loan Collection Period          10-Jul-00 to 09-Jul-01
                                      (inclusive)   (inclusive)
Days in Collection Period        365

Coupon Period                           19-Jul-00 to 19-Jul-01
                                      (inclusive)   (exclusive)
Days in Coupon Period            365

3 month BBSW (average)        5.8108%
3 month USD-LIBOR (average)   6.0192%

Foreign Exchange Rate         0.6235

					  AUD

Available Income                   83,429,716
Total Available Funds              83,429,716
Accrued Interest Adjustment                 0
Redraws Made This Period           94,348,570
Redraw Shortfall                            0
Redraw Facility Draw                        0
RFS Issued This Period                      0
Trust Expenses                      3,158,461
Total Payments                     72,826,210
Payment Shortfall                           0
Principal Draw This Period                  0
Total Principal Draws Outstanding           0
Gross Principal Collections       426,201,066
Principal Collections             338,054,254
Excess Available Income            10,603,508
Excess Collections Distribution    10,582,487
Liquidity Shortfall                         0
Liquidity Net Draw / (Repayment)            0
Remaining Liquidity Shortfall               0
Liquidation Loss                            0
Principal Charge Offs                  21,021
Prepayment Benefit Shortfalls          22,576
Avg Daily Bal for the year      1,030,273,180
Subordinated Percentage                5.2769%
Initial Subordinated Percentage        2.3000%
Average Yearly Percentage              0.3808%


Stated Amount - AUD Equivalent      Percentage      Forex %
Class A         816,440,374.02      94.72309%       1.00000
Class B          47,154,147.36       5.27691%
RFS                       0.00       0.00000
TOTAL           863,594,521.38     100.00000%     100.00000

Stated Amount - USD                     Bond Factor
Class A               509,087,521.73    0.3708658      0.00
Class B                29,402,744.87    0.9103017      0.00
RFS                             0.00    0.00
TOTAL                 538,490,266.60


                                        $A

Scheduled principal                 33,803,318
Unscheduled principal              304,250,936
                               ----------------
Principal Collections              338,054,254
                               ----------------


Fixed Interest Rate Housing Loan   149,233,853
Variable Rate Housing Loans        714,360,668
                             -----------------
                                   863,594,521
                             -----------------

Exhibit 99.2


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
25 Pierson Street
LOCKLEYS SA 5032
Attention: Mr Mike Dilworth


Dear Sirs

Scope

We have audited the control procedures of The Mortgage
Company Pty Limited (the "Servicer") in relation to its role as custodian as at 16 February 2001 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac
Securitisation Trusts ("WST") Servicing Agreement
(the " Agreement").

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes Series 1998-1G WST Trust, as at 16 February
2001 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 27 February 2001

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

   2. I am duly authorized to execute and deliver this Officer's Certificate on behalf of WSM;
         and

   3.    To  the best of my knowledge,  the Issuer
         Trustee has complied with all conditions and covenants under the Transaction Documents, for the Series 1998-1G WST Trust issue of Notes for the period between July 1, 2000 and June 30, 2001.

          Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Note Trust Deed related to the above-referenced issue of Notes.

          IN WITNESS WHEREOF, I have signed my name as of September 18, 2001



                                  /s/ Andrew Smith
                                   ----------------
                                 By:   Andrew Smith

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

(Registrant) Westpac Securitisation Manangement
Pty Limited
____________________________________________________


By /s/ Peter Walden - Director
____________________________________________________
September 18, 2001



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Andrew Smith - Director
____________________________________________________
September 18, 2001



By /s/ Phil Chronican - Director
____________________________________________________
September 18, 2001