Form 10-K
period 2002-06-30
WESTPAC SECURITISATION MANAGEMENT PTY LTD
filed 2002-09-13
CIK 1056164

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2002

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


                    +612 9229 8131
Registrant's telephone number, including area code


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

Part IV

 - Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Series 1998-1G WST Trust (the "Trust") and the Class
A and Class B Mortgage Backed Floating Rate Notes,
Series 1998-1G (the "Notes") issued pursuant to the Note Trust Deed dated as of June 10, 1998, between
Westpac Securities Administration Limited, as
Trustee (the "Issuer Trustee"); Westpac
Securitisation Management Pty Limited (the "Trust
Manager") as trust manager; and Citibank, London
Office, as Principal Paying Agent. Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 (File No.
333-46945) (the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Registrant and the Trust do not have any physical properties. Information regarding the residential mortgage loans is furnished under
Item 14 - Exhibit 99.2.

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2002, or as of the date of this report.

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

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.The Noteholders Reports for the Payment Dates in October, 2001, January, 2002,
April, 2002 and July, 2002 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of
Regulation S-K would not provide any meaningful additional information.

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

Item 7A. Quantitative and Qualitative Disclosures
About Market Risk
Currency Exchange Control Risk
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars").
However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer
Trustee is required to pay a portion of the Collections to certain swap counterparties (the
"Currency Swap Providers") who in turn pays ("Swap
Currency Exchange"), at the direction of the Issuer
Trustee, U.S. dollars to the Noteholders, (the
"Currency Swap").  It is possible that in the future
Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S.
dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency
Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Under temporary Australian foreign exchange controls, which may change in the future, buying, borrowing, selling, lending or exchanging foreign currency (where the transaction relates to property, securities or funds) by an Australian resident to, or on behalf of the following payees is subject to restrictions:

-  the Government of Iraq or its agencies or nationals;
-  certain persons including supporters of the former
 Milosevic regime;
-  the Embassy of the Federal Republic of Yugoslavia ;
- the Consulate-General of the Federal Republic of Yugoslavia;
-  Narodna Banka Jugoslavije;
- the National Union for Total Independence of Angola as an organization, senior officials of UNITA or adult members of the immediate families of senior officials of UNITA.

Under the Charter of the United Nations (Anti-terrorism
Measures) Regulations 2001 (the "UN Regulations") (as administered by the Department of Foreign Affairs and Trade in Australia), restrictions exist in relation to dealings with the assets of persons or entities mentioned in paragraph 1(c) of United Nations Security
Council Resolution 1373 (2001), as proscribed by the Minister for Foreign Affairs in Australia pursuant to Regulation 7 of the UN Regulations.

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

Item 12. Security Ownership of Certain Beneficial Owners and
Management
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of August 28, 2002. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
925 Patterson Plank Road
Secaucus, NJ 07094

$671,195
 48.90%

Boston Safe Deposit and Trust Company
525 William Penn Place, Suite 3631
Pittsburgh, PA 15259

 $154,610
 11.26%

Citibank, N.A.
3800 Citicorp Center Tampa
Tampa, FL 33610-9122

 $234,950
 17.12%

Deutshe Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211

 $129,645
 9.44%

Harris Trust and Savings Bank
11 W.Monroe Street
Chicago, IL 60603

 $77,180
 5.62%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $83,880
 6.11%

Class B Noteholders

Deutshe Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211

 $15,000
 46.44%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $17,300
 53.56%

Item 13. Certain Relationships and Related Transactions
The Registrant received Trust Manager Fee payments from the
Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K
	(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2002. Copies of the Custodial Services Audit Report and Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.2 and Exhibit No. 99.3, respectively.
	(a) (3)  EXHIBITS
Designation	Description	             Method of Filing
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Officers Certificate of Compliance	99.3

        (b) On October 24, 2001, January 23, 2002, May 3, 2002 and July 24, 2002 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the October 19, 2001 Payment Date
Form 8-K for the January 22, 2002 Payment Date
Form 8-K for the April 19, 2002 Payment Date
Form 8-K for the July 19, 2002 Payment Date

Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR

     NOTEHOLDERS REPORT - SERIES 1998-1G WST TRUST


Date of Report - Determination Date     15-Jul-02

Housing Loan Collection Period          10-Jul-01 to 09-Jul-02
                                      (inclusive)   (inclusive)
Days in Collection Period        365

Coupon Period                           19-Jul-01 to 19-Jul-02
                                      (inclusive)   (exclusive)
Days in Coupon Period            365

3 month BBSW (average)        4.5717%
3 month USD-LIBOR (average)   2.4929%

Foreign Exchange Rate         0.6235

					  AUD

Available Income                   	 49,171,344
Total Available Funds              	 49,171,344
Accrued Interest Adjustment                 	  0
Redraws Made This Period           	 85,906,737
Redraw Shortfall                            	  0
Redraw Facility Draw                      	  0
RFS Issued This Period                      	  0
Trust Expenses                      	  2,240,075
Total Payments                     	 42,227,142
Payment Shortfall                            	  0
Principal Draw This Period                  	  0
Total Principal Draws Outstanding           	  0
Gross Principal Collections       	372,399,964
Principal Collections             	286,493,227
Excess Available Income             	  6,944,202
Excess Collections Distribution     	  6,944,202
Liquidity Shortfall                         	  0
Liquidity Net Draw / (Repayment)            	  0
Remaining Liquidity Shortfall               	  0
Liquidation Loss                            	  0
Principal Charge Offs                       	  0
Prepayment Benefit Shortfalls               	  0
Avg Daily Bal for the year        	709,497,575
Subordinated Percentage                	5.2769%
Initial Subordinated Percentage       	2.3000%
Average Yearly Percentage               0.5143%


Stated Amount - AUD Equivalent      Percentage      Forex %
Class A         545,065,127.18      94.72309%    1.00000
Class B          32,036,167.68       5.27691%
RFS                       	0.00       	    0.00000
TOTAL           577,101,294.86     100.00000%     100.00000

Stated Amount - USD               Bond Factor
Class A         339,872,774.07      0.2475944      0.00
Class B          19,976,000.37      0.6184520      0.00
RFS                       0.00           0.00
TOTAL           359,848,774.44      0.2561201


                                        $A

Scheduled principal                 30,154,693
Unscheduled principal              252,335,148
                               ----------------
Principal Collections              282,489,841
                               ----------------


Fixed Interest Rate Housing Loan    90,691,557
Variable Rate Housing Loans        486,409,738
                             -----------------
                                   577,101,295
                             -----------------

Exhibit 99.2


           PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
Level 25
60 Martin Place
Sydney NSW 2000
Attention: Mr Andrew Carriline


Dear Sirs

Scope

We have audited the control procedures of The Mortgage
Company Pty Limited (the "Servicer") in relation to its role as custodian as at 25 February 2002 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac
Securitisation Trusts ("WST") Servicing Agreement
(the " Agreement").

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes Series 1998-1G WST Trust, as at 25 February
2002 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 7 March 2002


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

   2. I am duly authorized to execute and deliver this Officer's Certificate on behalf of WSM;
         and

   3.    To  the best of my knowledge,  the Issuer
         Trustee has complied with all conditions and covenants under the Transaction Documents, for the Series 1998-1G WST Trust issue of Notes for the period between July 1, 2001 and June 30, 2002.

          Capitalized terms used and not defined herein shall have the meanings assigned to such terms in the Note Trust Deed related to the above-referenced issue of Notes.

          IN WITNESS WHEREOF, I have signed my name as of 4 September 2002



                                  /s/ Chris Bannister
                                   ----------------
                                 By:  Chris Bannister

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

(Registrant) Westpac Securitisation Manangement
Pty Limited
____________________________________________________


By /s/ Peter Walden - Director
____________________________________________________
 4 September 2002



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Chris Bannister - Director
____________________________________________________
 4 September 2002



By /s/ Rob Whitfield - Director
____________________________________________________
 4 September 2002



CIVIL CERTIFICATION

SERIES 1998-1G WST TRUST


I, Peter Walden, Director and Principal Financial
Officer of Westpac Securitisation Management Pty
Limited, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing Noteholder
Reports filed in respect of periods included in the year covered by this annual report, of Westpac
Securitisation Management Pty Limited (the Trust
Manager and Registrant);

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statement were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the noteholder information required to be provided to the Trustee by the Trust
Manager under the Transaction Documents are included in these reports;




Signature: /s/ Peter Walden
	_____________________________
	4 September 2002

Title: Principal Financial Officer