Form 10-K
period 2004-06-30
WESTPAC SECURITISATION MANAGEMENT PTY LTD
filed 2004-09-28
CIK 1056164

UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2004

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

Item 3. Legal Proceedings.
The Trust Manager knows of no material legal proceedings involving any Trust, the Trust
Manager, the Servicer or the Issuer Trustee which were pending as of June 30, 2004, or as of the date of this report.

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

Item 6. Selected Financial Data.
The regular quarterly Noteholders Reports, which is required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.The Noteholders Reports for the Payment Dates in October, 2003, January,
2004, April, 2004 and July, 2004 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit
No. 99.1.The foregoing presents all relevant financial information relating to the Trust.
Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

The Australian laws that control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia can be summarised as follows:

-Accounts of persons and entities identified by the Minister for Foreign Affairs as being associated with terrorism remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945. Details of these Regulations, and the lists of persons and entities proscribed in terms of the Regulations, are published in the Commonwealth
Government Gazette and are available on the website of the Department of Foreign Affairs and Trade at www.dfat.gov.au/icat/.

-The United Nations Security Council Resolution 1483
(2003) was implemented by way of Notice from the Governor of the Reserve Bank of Australia pursuant to the Banking (Foreign Exchange) Regulations 1959 (Cth), and imposes a number of new measures intended to facilitate Iraqs reconstruction and rehabilitation, including obligations on UN Member States to freeze any financial assets of the previous Iraqi regime and to make such assets available for a Development Fund for Iraq.
Australias obligations under Resolution 1483 (2003) were implemented under the Iraq (Reconstruction and Repeal of Sanctions) Regulations, which commenced on 29 May 2003.

-Transactions involving individuals associated with the regime of former President of Yugoslavia Slobodan Milosevic and certain ministers and senior officials of the Government of Zimbabwe are prohibited without the specific approval of the Reserve Bank of Australia under the Banking
(Foreign Exchange) Regulations 1959 (Cth). The Reserve
Bank of Australia publishes changes to prohibited parties and variations in the restrictions on those parties from time to time in the Commonwealth Government Gazette.

-Transactions over A$100,000 involving the Embassy of the Federal Republic of Yugoslavia, the Consulate-General of the Federal Republic of Yugoslavia or the National Bank of Yugoslavia require prior approval from the Reserve Bank of Australia.

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

Item 12. Security Ownership of Certain Beneficial
Owners and Management
The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and
(iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of
June 30, 2004. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned
All dollar amounts are
in thousands

Name and Address
 Principal
 Percent

Class A Noteholders

Bank of New York
One Wall Street
New York , NY 10286

$73,329
 49.48%

Mellon TR
525 William Penn Place
Suite 3418
Pittsburgh, PA 15259

 $15,895
 10.73%

Citibank, N.A.
3800 Citicorp Center B3-15
Tampa, FL 33610

 $13,139
 8.87%

Harris Trust and Savings Bank
11 W.Monroe Street
Chicago, IL 60603

 $11,625
 7.84%

SS &BT Co
1776 Heritage Dr
Global Corporate Action Unit JAB 5NW
No. Quincy MA 02171

 $26,332
 17.77%

Class B Noteholders

Deutshe Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN 37211

 $4,318
 46.44%

JPMorgan Chase Bank
14201 Dallas Pkwy
Dallas, Tx 75254

 $4,980
 53.56%

Item 13. Certain Relationships and Related
Transactions The Registrant received Trust
Manager Fee payments from the Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
	(a) (1) and (2):
Incorporated herein as  Exhibit 31 is the Civil
Certification from Principal  Financial Officer.
Aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2004, Copies of the Independent Auditors Annual
Sericer Compliance Certificate, Custodial
Services Audit Report and The Mortgage Companys
Officers Certificate of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit No. 99.2, Exhibit No. 99.3 and Exhibit No. 99.4, respectively.

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

 (b) On October 21, 2003, January 20, 2004,
 April 21,2004 and July 28, 2004 reports on form
8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the October 21, 2003 Payment Date
Form 8-K for the January 20, 2004 Payment Date
Form 8-K for the April 19, 2004 Payment Date
Form 8-K for the July 19, 2004 Payment Date


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


Signature: /s/ Peter Walden

	_____________________________
	22 September 2004

Title: Principal Financial Officer
Westpac Securitisation Management Pty Limited


Exhibit 99.1

     AGGREGATE TOTALS FOR THE FISCAL YEAR

NOTEHOLDERS REPORT - SERIES 1998-1G WST TRUST


Date of Report - Determination Date   13-Jul-04

Housing Loan Collection Period
                  10-Jul-03 to 09-Jul-04
                (inclusive)   (inclusive)
Days in Collection Period      366

Coupon Period     21-Jul-03 to 19-Jul-04
                (inclusive)   (exclusive)
Days in Coupon Period          365

3 month BBSW (average)        5.5100%
3 month USD-LIBOR (average)   1.1500%

Foreign Exchange Rate         0.6235

                		  AUD

Available Income              	 22,358,693
Total Available Funds          	 22,358,693
Accrued Interest Adjustment            	  0
Redraws Made This Period     	 49,761,373
Redraw Shortfall                       	  0
Redraw Facility Draw                  	  0
RFS Issued This Period                 	  0
Trust Expenses                 	  1,012,067
Total Payments                 	 19,366,685
Payment Shortfall                      	  0
Principal Draw This Period             	  0
Total Principal Draws Outstanding     	  0
Gross Principal Collections     173,584,595
Principal Collections               123,823,222
Excess Available Income        	  2,992,007
Excess Collections Distribution           2,992,007
Liquidity Shortfall                    	  0
Liquidity Net Draw / (Repayment)       	  0
Remaining Liquidity Shortfall          	  0
Liquidation Loss                       	  0
Principal Charge Offs                           0
Prepayment Benefit Shortfalls         	  0
Avg Daily Bal for the year    	308,332,029
Subordinated Percentage             5.2769%
Initial Subordinated Percentage     2.3000%
Average Yearly Percentage           0.0000%

                    Principa/100,000        Coupon/100,000/10,000
Class A              3,711.1180               178.7559          usd
Class B              8,786.2062               510.4076          usd



Stated Amount - AUD Equivalent  Percentage  Forex %
Class A         237,680,541.66    94.72309%   1.00000
Class B          14,912,152.23        5.57691%
RFS                            	0.00    0.00000
TOTAL           252,592,693.89  100.00000%  100.00000

Stated Amount - USD            Bond Factor
Class A         148,204,574.11  0.1079657
Class B          9,298,401.78       0.2878762  0.00
RFS                    0.00  0.00
TOTAL           157,502,975.89

                                           $A

Scheduled principal                 17,335,868
Unscheduled principal              106,487,355
                                  ----------------
Principal Collections              123,823,223
                                ----------------


Fixed Interest Rate Housing Loan    28,499,672
Variable Rate Housing Loans        224,093,022
                                  -----------------
                                   252,592,694
                                  -----------------

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

( each a "service agreement"), respectively attached as Appendix 1A and Appendix IB, in relation to the Series 1998-1G WST Trust, Series 1999-1G WST Trust and Series 2002-1G WST
Trust for the year ended 30 June, 2003, in accordance with the statement by Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and our engagement letter dated 9 September 2004.

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

Our review of the servicing standards has been conducted in accordance with Australian Auditing
Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there has been significant deficiencies in the Servicers compliance with the servicing standards contained in the Servicing Agreement for the year ended
30 June 2004.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of Westpac Securitisation Management Pty Limited as at 30 June 2004 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003 and the engagement letter dated 9 September 2004.
We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than Westpac Securitisation
Management Pty Limited, Westpac Banking Corporation and The Mortgage Company Pty Limited.

STATEMENT

Based on our review:

- Nothing has come to our attention to indicate
  That there has been any significant deficiencies in WBC's compliance with the servicing standards contained in the Servicing Agreement attached as Appendix 1A, in respect of the Series 2002-1G
  WST Trust for the year ended 30 June 2004; and

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



PARTNER
PRICEWATERHOUSECOOPERS



DH Armstrong                      Sydney
Partner                      22 September 2004


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

Exhibit 99.3


PRICEWATEHOUSECOOOPERS LETTERHEAD


Westpac Securities Administration Limited
4th Floor, Endeavour House
50 Pitt Street
SYDNEY, NSW 2000
Attention: Mr Robert Hamilton

The Mortgage Company Pty Limited
Level 25
60 Martin Place
Sydney NSW 2000
Attention: Mr Andrew Carriline


Dear Sirs

Scope

We have audited the control procedures of The
Mortgage Company Pty Limited (the "Servicer") in relation to its role as custodian as at February 2004 in order to express an opinion about their effectiveness based upon the requirements of Clause 3.3 of the Westpac
Securitisation Trusts ("WST") Servicing
Agreement (the " Agreement").

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

Audit Opinion

In our opinion the Servicer maintained, in all material respects, effective control procedures in relation to the custodial operations of the WST Securitisation Program, which includes
Series 1998-1G WST Trust, as at  February
2004 based on the criteria referred to above.


  /s/   PricewaterhouseCoopers
--------------------------------------
PricewaterhouseCoopers
Chartered Accountants

  /s/   MJ Codling
-----------------------

Partner
 Sydney, 16 March 2003


Exhibit 99.4

  THE MORTGAGE COMPANY PTY LIMITED
   CERTIFICATE OF COMPLIANCE

OFFICERS CERTIFICATE OF COMPLIANCE

The undersigned, a duly authorised representative of The Mortgage Company, acting as Servicer (the Servicer), pursuant to the Servicing Agreement between Westpac Banking Corporation, Westpac Securities
Administration Limited as Trustee and The Mortgage
Company Pty Limited as Trust Manager dated
18 February 1997, as amended (the Agreement), certifies that:

1. As of the date hereof, The Mortgage Company Pty
   Limited is the Servicer of Series 1998-1G
   WST Trust.

2. A review of the activities of the Servicer during the calendar year ending 30 June 2004 and its performance under the pooling and servicing agreement or similar agreements has been made under my supervision.

3. Based on such review, to my knowledge and after making appropriate enquiries,the Servicer has fulfilled its obligations under the pooling and servicing agreement or similar agreements relating to the Trust throughout the financial year ended 30 June 2004, except as may be set forth in paragraph 4 below.

4. The following is a description of any exceptions to paragraph 3. above:
   None.

Capitalised terms used but not defined in this Officers Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in the Officers Certificate.

IN WITNESS WHEREOF, the undersigned has duly executed this Officers Certificate this 9th day of September, 2004.



              Andrew Carriline
       The Mortgage Company Pty limited



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) The Mortgage Company Pty Limited
____________________________________________________


By /s/ Peter Walden - Director
____________________________________________________
 22 September 2004



Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Christopher  Bannister - Director
____________________________________________________
 22 September 2004



By /s/ Curt Zuber - Director
____________________________________________________
 22 September 2004